Form 10-K
period 1996-12-31
DEUTSCHE FLOORPLAN RECEIVABLES MASTER TRUST
filed 1997-03-27
CIK 914064

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 033-70814-01

FORM 10-K

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF
    THE SECURITIES EXCHANGE ACT OF 	1934

For the Fiscal Year Ended December 31, 1996

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES	EXCHANGE ACT OF 1934

DEUTSCHE FLOORPLAN RECEIVABLES MASTER TRUST

State of Organization - New York
I.R.S. Employer Identification Number - 13-7031011

Principal Executive Offices
c\o The Chase Manhattan Bank
450 W. 33rd Street
New York, NY 10001
Telephone Number:  (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

As of March 15, 1997 the Registrant was a Grantor Trust originated by Deutsche Floorplan Receivables, L.P., which is controlled by Deutsche Floorplan Receivables, Inc., a Nevada corporation.

TABLE OF CONTENTS

PART		ITEM

  I		 1.		Business
		    2. **
		    3. *		Legal Proceedings
		    4. *		Submission of Matters to a Vote of Security Holders
 II		 5. *		Market for Registrant's Common Equity and Related
       					Stockholder Matters
		    6. **
		    7. **
		    8. **
		    9. **
 III	10. **
		   11. **
	   	12. **
		   13. **
 IV		14. *		Exhibits, Financial Statements, Schedules	and Reports
        				on Form 8-K

 				Signatures
	 			Exhibit Index

* Item prepared in compliance with Exemption Request Letters of April 25, 1994 and June 30, 1994 as provided in the July 1, 1994 response letter from the Office of Chief Counsel, Division of Corporate Finance, United States Securities and Exchange Commission, addressed to Registrant as ITT Floorplan Receivables, L.P., which name was changed to Deutsche Floorplan Receivables, L.P.

** Omitted pursuant to Exemption Request Letters noted in previous [*] footnotes.

PART I

Item 1.

Business.

The Registrant is a Grantor Trust created by Deutsche Floorplan Receivables, L.P., a limited purpose partnership ("Partnership") formerly known as ITT Floorplan Receivables, L.P.

Item 3.

Legal Proceedings.*  None

Item 4.

Submission of Matters to a Vote of Security Holders.*  None

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters.*

Registrant, on behalf of the Partnership reports that as of December 31, 1996 the Trust had $2,031,747,000.00 of such certificates outstanding bearing identifications as follows:

Floating Rate Asset Backed Certificates, Series 1994-1 aggregating
   	$1,000,000,000.00
Floating Rate Asset Backed Certificates, Series 1996-1 Class A aggregating
   	$1,000,000,000.00
Floating Rate Asset Backed Certificates, Series 1996-1 Class B aggregating
   	$   31,747,000.00
Total  Outstanding
   	$2,031,747,000.00

Each series of Asset Backed Certificates is held by one (1) registered holder and none of the outstanding series has a principal market.

PART IV

Item 14.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Registrant includes as exhibits hereto the Annual Accountant's Statement with respect to all series of Certificates issued and outstanding by Deutsche Floorplan Receivables Master Trust.

(b) Reports on Form 8-K.

The Partnership has filed reports on Form 8-K for each month commencing January 1996 and ending October 1996 reporting Item 5. Other Events and including therewith as an exhibit, the Distribution Date Statement for the prior month's Collection Period with respect to the Series 1994-1 Certificates issued and outstanding by Deutsche Floorplan Receivables Master Trust.

Similarly, the Partnership has filed reports on Form 8-K for the months of November 1996, December 1996 and January 1997 reporting Item 5. Other Events and including therewith as an exhibit, the Distribution Date Statement for the prior month's Collection Period with respect to (i) the Series 1994-1 Certificates, (ii) the Series1996-1, Class A Certificates, and (iii) the Series 1996-1, Class B Certificates, all of which remain issued and outstanding by Deutsche Floorplan Receivables Master Trust.

In addition, for the months of November 1996 and December 1996, under Item 5. Other Events, the Partnership reported in Form 8-K, certain specified distributions to Certificateholders made during such month. Included with each Form 8-K, the Partnership filed as exhibits thereto copies of the monthly Certificateholders' Statements required for such distributions.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEUTSCHE FLOORPLAN RECEIVABLES MASTER TRUST

By:   Deutsche Floorplan Receivables, L.P.

By:   Deutsche Floorplan Receivables, Inc.
      Its General Partner

By:   /s/ Richard H. Schumacher
	     President and Treasurer

Date:	March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title					                   Date

/s/ George J. Solovic				              March 26, 1997
Senior Vice President & Controller
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ Richard C. Goldman				             March 26, 1997
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ C. Don Brown					                  March 26, 1997
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ Phil Stout					                    March 26, 1997
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

EXHIBIT INDEX
                                                 	Incorporated by reference to
	                                                 Exhibit in Registration
No.  Title                                        Statement Number 333-10943

 2	  Plan of acquisition, reorganization,
	    arrangement, liquidation or succession		     Not Applicable

 3	  Articles of Incorporation and By Laws		      Not Applicable

 4	  Instruments defining the rights of security
	    holders, including indentures				            Exhibits 4.1 & 4.2

 9	  Voting trust agreements					                 Not Applicable

10	  Material Contracts					                      Exhibit 10.1

11	  Statement re computation of
	    per share earnings					                      Not Applicable

12	  Statement re computation of ratios			        Not Applicable

13	  Annual report of security holders,
	    Form 10-Q or quarterly reports
	    to security holders					                     None

16	  Letter re change in certifying accountant		  None

18	  Letter re changes in accounting
	    principles							                            None

21	  Subsidiaries of Registrant				               Not Applicable

22	  Published report regarding matters
	    submitted to vote of security holders		      None

23	  Consents of experts and counsel			           Not Applicable

24	  Power of attorney						                      Not Applicable

27	  Financial Data Schedule					                 Not Applicable

28	  Information from reports furnished to
	    state insurance regulatory authorities		     Not Applicable

99	  Additional Exhibits					                     Filed Herewith
	(i) Accountants' Annual Report			                as EX-1