Form 10-K
period 1997-12-31
DEUTSCHE FLOORPLAN RECEIVABLES MASTER TRUST
filed 1998-03-27
CIK 914064

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 033-70814-01

FORM 10-K

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    ACT OF 	1934

For the Fiscal Year Ended December 31, 1997

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

As of March 16, 1998 the Registrant was a Grantor Trust originated by Deutsche Floorplan Receivables, L.P., which is controlled by Deutsche Floorplan Receivables, Inc., a Nevada corporation.

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

Item 4.
Submission of Matters to a Vote of Security Holders.*

None

PART II

Item 5.
Market for Registrant's Common Equity and Related Stockholder Matters.*

Registrant, on behalf of the Partnership reports that as of December 31, 1997 the Trust had $2,031,747,000.00 of such certificates outstanding bearing identifications as follows:

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

(b) Reports on Form 8-K.

The Partnership has filed reports on Form 8-K for each month commencing January 1997 and ending December 1997 reporting Item 5. Other Events and including therewith as an exhibit, the Distribution Date Statement for the prior month's Collection Period with respect to (i)the Series 1994-1 Certificates, (ii) the Series 1996-1, Class A Certificates, and (iii) the Series 1996-1, Class B Certificates, all of which remain issued and outstanding by Deutsche Floorplan Receivables Master Trust.

In addition, under Item 5. Other Events, the Partnership reported in Form 8-K, certain specified distributions to Certificateholders made during such month. Included with each Form 8-K, the Partnership filed as exhibits thereto copies of the monthly Certificateholders' Statements required for such distributions.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEUTSCHE FLOORPLAN RECEIVABLES MASTER TRUST

By:  	Deutsche Floorplan Receivables, L.P.

By:  	Deutsche Floorplan Receivables, Inc.
     	Its General Partner

By:  	/s/ Richard H. Schumacher
     	(Richard H. Schumacher)
	     President and Treasurer

     	March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title					                      Date

/s/ George J. Solovic				                 March 25, 1998
(George J. Solovic)
Senior Vice President & Controller
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ Richard C. Goldman				                March 27, 1998
(Richard C. Goldman)
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ C. Don Brown					                     March 27, 1998
(C. Don Brown)
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ Phil Stout					                       March 27, 1998
(Phil Stout)
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

EXHIBIT INDEX

							                                      Incorporated by reference to
Exhibit						                                Exhibit in Registration Statement
Number		Title				                            Number 333-10943

 2	     Plan of acquisition, reorganization,
       	arrangement, liquidation or succession		     Not Applicable

 3	     Articles of Incorporation and By Laws		      Not Applicable

 4	     Instruments defining the rights of security
	       holders, including indentures				            Exhibits 4.1 & 4.2

 9	     Voting trust agreements					                 Not Applicable

10	     Material Contracts					                      Exhibit 10.1

11	     Statement re computation of
	       per share earnings				                       Not Applicable

12	     Statement re computation of ratios			        Not Applicable

13	     Annual report of security holders,
       	Form 10-Q or quarterly reports
       	to security holders					                     None

16	     Letter re change in certifying accountant		  None

18	     Letter re changes in accounting
	       principles							                            None

21	     Subsidiaries of Registrant				               Not Applicable

22	     Published report regarding matters
	       submitted to vote of security holders		      None

23	     Consents of experts and counsel			           Not Applicable

24	     Power of attorney						                      Not Applicable

27	     Financial Data Schedule					                 Not Applicable

99	     Additional Exhibits
	       (i) Accountants' Annual Report			            Filed Herewith