Form 10-K
period 2000-12-31
DISTRIBUTION FINANCIAL SERVICES FLOORPLAN MASTER TRUST /NY
filed 2001-03-21
CIK 914064

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 033-70814-01

FORM 10-K

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    ACT OF	1934

For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2001 the Registrant was a Grantor Trust originated by Deutsche Floorplan Receivables, L.P., which is controlled by Deutsche Floorplan Receivables, Inc., a Nevada corporation.

TABLE OF CONTENTS

PART		ITEM

  I		1.		Business
    	2. **
		   3. *		Legal Proceedings
		   4. *		Submission of Matters to a Vote of Security Holders

 II		5. *		Market for Registrant's Common Equity and Related
      					Stockholder Matters
		   6. **
		   7. **
     7A.**
		   8. **
   		9. **

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

Item 4.
Submission of Matters to a Vote of Security Holders.*

None

PART II

Item 5.
Market for Registrant's Common Equity and Related Stockholder Matters.*

Registrant, on behalf of the Partnership reports that as of December 31, 2000 the Trust had no certificates outstanding which previously bore identifications as follows:

Floating Rate Asset Backed Certificates, Series 2000-3 Class A, aggregating
     $1,193,750,000.00
Floating Rate Asset Backed Certificates, Series 2000-3 Class B, aggregating
     $37,500,000.00
Floating Rate Asset Backed Certificates, Series 2000-3 Class C, aggregating
     $18,750,000.00
Floating Rate Asset Backed Certificates, Series 2000-4, aggregating
     $1,000,000,000.00
Total Outstanding = $2,250,000,000.00

PART IV

Item 14.
Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Registrant includes as exhibit hereto the Independent Accountants' Report with respect to all series of Certificates issued and outstanding by Distribution Financial Services Floorplan Master Trust.

(b) Reports on Form 8-K.

The Partnership has filed reports on Form 8-K for each month commencing
August 2000 and ending December 2000 reporting Item 5. Other Events and including therewith as an exhibit, the Distribution Date Statement for the prior month's Collection Period with respect to
(i) the Series 2000-3, Class A Certificates, (ii) the Series 2000-3, Class B Certificates, and (iii) the Series 2000-3, Class C Certificates, and (iv) the Series 2000-4 Certificates, which are outstanding by Distribution Financial Services Floorplan Master Trust.

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

DISTRIBUTION FINANCIAL SERVICES FLOORPLAN MASTER TRUST

By:  	Deutsche Floorplan Receivables, L.P.

By:  	Deutsche Floorplan Receivables, Inc.
     	Its General Partner

By: 	 /s/ W. Steven Culp
    	 Controller

     	March 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title					                             Date

/s/ W. Steven Culp                               March 21, 2001
Controller
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ Richard C. Goldman				                       March 21, 2001
Senior Vice President, Secretary
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ C. Don Brown					                            March 21, 2001
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ Phil Stout					                              March 21, 2001
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

EXHIBIT INDEX

                                          					  Incorporated by reference to
Exhibit						                                    Exhibit in Registration
Number		Title				                                Statement Number 333-10943

 2	     Plan of acquisition, reorganization,
	       arrangement, liquidation or succession		 Not Applicable

 3	     Articles of Incorporation and By Laws		  Not Applicable

 4	     Instruments defining the rights of
        security	holders, including indentures			Exhibits 4.1 & 4.2

 9	     Voting trust agreements					             Not Applicable

10	     Material Contracts					                  Exhibit 10.1

11	     Statement re computation of
	       per share earnings					                  Not Applicable

12	     Statement re computation of ratios			    Not Applicable

13	     Annual report of security holders,
	       Form 10-Q or quarterly reports
       	to security holders					                 None

16	     Letter re change in certifying
        accountant		                             None

18	     Letter re changes in accounting
       	principles							                        None

21	     Subsidiaries of Registrant				           Not Applicable

22	     Published report regarding matters
	       submitted to vote of security holders		  None

23	     Consents of experts and counsel			       Not Applicable

24	     Power of attorney						                  Not Applicable

27	     Financial Data Schedule					             Not Applicable

99	     Additional Exhibits                      Filed Herewith
       	   Independent Accountants' Report       as EX-1