Form 10-K
period 2001-01-31
DISTRIBUTION FINANCIAL SERVICES FLOORPLAN MASTER TRUST /NY
filed 2002-03-29
CIK 914064

March 29, 2002


Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

Re:	2001 Annual Report on Form 10-K
	Distribution Financial Services Floorplan Master Trust
	Registration No. 033-70814-01

On behalf of Deutsche Floorplan Receivables, Inc., a Nevada corporation, General Partner of Deutsche Floorplan Receivables, L.P., grantor of Distribution Financial Services Floorplan Master Trust ("Registrant"), I attach herewith for filing pursuant to the Securities Exchange Act of 1934, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Please send either confirmation or suspense notification to e:mail address pat.o-malley@db.com at your earliest convenience.

Sincerely,

/s/ Richard C. Goldman

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 033-70814-01

FORM 10-K

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
	ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

DISTRIBUTION FINANCIAL SERVICES FLOORPLAN MASTER TRUST

State of Organization - New York

I.R.S. Employer Identification Number - 13-7031011

Principal Executive Offices

c\o Wilmington Trust Company
520 Madison Avenue - 33rd Floor
New York, NY 10022
Telephone Number:  (212) 415-0545

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2002 the Registrant was a Grantor Trust originated by Deutsche Floorplan Receivables, L.P., which is controlled by Deutsche Floorplan Receivables, Inc., a Nevada corporation.

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

None

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters.*

Registrant, on behalf of the Partnership reports that as of December 31, 2001 the Trust had the following certificates outstanding:

Floating Rate Asset Backed Certificates, Series 2000-1 Class A aggregating
     $1,193,750,000.00
Floating Rate Asset Backed Certificates, Series 2000-1 Class B aggregating
     $37,500,000.00
Floating Rate Asset Backed Certificates, Series 2000-1 Class C aggregating
     $18,750,000.00
Floating Rate Asset Backed Certificates, Series 2000-2 Class A aggregating
     $477,500,000.00
Floating Rate Asset Backed Certificates, Series 2000-2 Class B aggregating
     $15,000,000.00
Floating Rate Asset Backed Certificates, Series 2000-2 Class C aggregating
     $7,500,000.00
Floating Rate Asset Backed Certificates, Series 2000-3 Class A aggregating
     $1,193,750,000.00
Floating Rate Asset Backed Certificates, Series 2000-3 Class B aggregating
     $37,500,000.00
Floating Rate Asset Backed Certificates, Series 2000-3 Class C aggregating
     $18,750,000.00

Total Outstanding = $3,000,000,000.00

PART IV

Item 14.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Registrant includes as exhibit hereto the Independent Accountants' Report and Management's Assertion Letter with respect to all series of Certificates issued and outstanding by Distribution Financial Services Floorplan Master Trust.

(b) Reports on Form 8-K.

The Partnership has filed reports on Form 8-K for each month during 2001 reporting Item 5 - Other Events and including therewith as an exhibit, the Distribution Date Statement for the prior month's Collection Period with respect to (i) the Series 2000-3, Class A Certificates, (ii) the Series 2000-3, Class B Certificates, and (iii) the Series 2000-3, Class C Certificates, and (iv) the Series 2000-4 Certificates, which are outstanding by Distribution Financial Services Floorplan Master Trust.

In addition, under Item 5 - Other Events, the Partnership reported in Form 8-K, certain specified distributions to Certificateholders made during such month. Included with each Form 8-K, the Partnership filed as exhibits thereto copies of the monthly Certificateholders' Statements required for such distributions.

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

     	March 29, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title						Date


/s/ W. Steven Culp					March 29, 2002
Controller
Deutsche Floorplan Receivables, Inc.,
General Partner


/s/ Richard C. Goldman					March 29, 2002
Senior Vice President, Secretary
Director
Deutsche Floorplan Receivables, Inc.,
General Partner


/s/ C. Don Brown						March 29, 2002
Director
Deutsche Floorplan Receivables, Inc.,
General Partner


/s/ Phil Stout						March 29, 2002
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

EXHIBIT INDEX

							Incorporated by reference to
Exhibit						Exhibit in Registration
Number		Title				Statement Number 033-70814

 2	Plan of acquisition, reorganization,
	arrangement, liquidation or succession		Not Applicable

 3	Articles of Incorporation and By Laws		Not Applicable

 4	Instruments defining the rights of
	security holders, including indentures		Exhibits 4.1 & 4.2

 9	Voting trust agreements					Not Applicable

10	Material Contracts					Exhibit 10.1

11	Statement re computation of
	per share earnings					Not Applicable

12	Statement re computation of ratios			Not Applicable

13	Annual report of security holders,
	Form 10-Q or quarterly reports
	to security holders					None

16	Letter re change in certifying
	accountant							None

18	Letter re changes in accounting
	principles							None

21	Subsidiaries of Registrant				Not Applicable

22	Published report regarding matters
	submitted to vote of security holders		None

23	Consents of experts and counsel			Not Applicable

24	Power of attorney						Not Applicable

99	Additional Exhibits 					Filed Herewith
	   Independent Accountants' Report			as EX-1
	   Management's Assertion Letter

EX-1

Independent Accountants' Report

Attestation on Management's Assertion About Compliance With the
Servicing Requirements of the Distribution Financial Services
Floorplan Master Trust Pooling and Servicing Agreement and Series 2000-1, 2000-2, 2000-3, and 2000-4 Supplements

Distribution Financial Services Floorplan Master Trust

Deutsche Financial Services Corporation, as Servicer:

We have examined the accompanying assertion made by management of Deutsche Financial Services Corporation about DFS's compliance, as servicer, with the servicing requirements in Article III, Sections 3.1, 3.2, 3.4, 3.5, 3.6, and 3.9, and Article IV of the Pooling and Servicing Agreement for the Distribution Financial Services Floorplan Master Trust dated as of
December 1, 1993, amended and restated as of April 1, 1994, amended as of January 24, 1996, amended and restated as of October 1, 1996, and amended and restated as of April 1, 2000 (the Agreement), and the applicable provisions of the Series 2000-1 Supplement dated as of April 1, 2000, the Series 2000-2 Supplement dated as of April 1, 2000, the Series 2000-3 Supplement dated as of July 1, 2000, and the Series 2000-4 Supplement dated as of July 1, 2000 (the Supplements), among Deutsche Floorplan Receivables, L.P., as seller; DFS, as servicer; and Wilmington Trust Company, as Trustee, for the year ended December 31, 2001. DFS management is responsible for the assertion. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about management's assertion and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on DFS's compliance with the specified sections of the Agreement and the applicable provisions of the Supplements.

In our opinion, management's assertion that DFS was in compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements for the year ended December 31, 2001 is fairly stated, in all material respects.

/s/ KPMG LLP
St. Louis, Missouri
January 23, 2002


Management Report on Deutsche Financial Services Corporation Compliance, as Servicer, with the Servicing Requirements of the Distribution Financial Services Floorplan Master Trust Pooling and Servicing Agreement and
Series 2000-1, 2000-2, 2000-2, and 2000-4 Supplements

Management of Deutsche Financial Services Corporation (DFSC), a Servicer, is responsible for compliance with the servicing requirements in Article III, Sections 3.1, 3.2, 3.4, 3.5, 3.6, and 3.9, and Article IV of the Pooling and Servicing Agreement for the Distribution Financial Services Floorplan Master Trust dated as of December 1, 1993, amended and restated as of April 1, 1994, amended as of January 24, 1996, amended and restated as of October 1, 1996, amended and restated as of April 1, 2000, the Series 2000-2 Supplement dated as of April 1, 2000, the Series 2000-3 Supplement dated as of July 1, 2000, and the Series 2000-4 supplement dated as of July 1, 2000 (the Supplements), among Deutsche Floorplan Receivables, L.P., as seller; DFSC as servicer; and Wilmington Trust Company, as Trustee, for the year ended December 31, 2001.

Management has performed an evaluation of DFSC' compliance with the aforementioned sections of the Agreement and the applicable provisions of the supplements for the year ended December 31, 2001. Based upon this evaluation, management believes that, for the year ended December 31, 2001, DFSC, as servicer, was in compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements in all material respects.


/s/ Richard C. Goldman
Senior Vice President, Secretary and Chief Legal Officer
January 23, 2002


/s/ W. Steven Culp
Senior Vice President, Assistant Controller
January 23, 2002