Form 10-K
period 2002-12-31
DISTRIBUTION FINANCIAL SERVICES FLOORPLAN MASTER TRUST /NY
filed 2003-03-31
CIK 914064

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 033-70814-01

FORM 10-K

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
	ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 2003 the Registrant was a Grantor Trust originated by Deutsche Floorplan Receivables, L.P., which is controlled by Deutsche Floorplan Receivables, Inc., a Nevada corporation.

TABLE OF CONTENTS

PART		ITEM

  I		1.		Business
		2. **
		3. *		Legal Proceedings
		4. *		Submission of Matters to a Vote of Security
				Holders

 II		5. *		Market for Registrant's Common Equity and Related
				Stockholder Matters
		6. **
		7. **
		7A.**
		8. **
		9. **

III 		10. **
		11. **
	  	12. **
		13. **
		14.***	Controls and Procedures

IV		15. *		Exhibits, Financial Statements, Schedules
	and Reports	on Form 8-K

	Signatures

	Certification

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

*** Disclosure not required of an Asset-Backed Issuer; per Item 307 of Regulation S-K.

**** Disclosure not required of an Asset-Backed Issuer; per Item instruction.

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

None

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters.*

Registrant, on behalf of the Partnership reports that as of December 31, 2002 the Trust had the following certificates outstanding:

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

Total Outstanding = $1,750,000,000.00

Item 14.

Controls and Procedures.***



PART IV

Item 15.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Registrant includes as exhibit hereto the Independent Accountants' Report and Management's Assertion Letter with respect to all series of Certificates issued and outstanding by Distribution Financial Services Floorplan Master Trust.

(b) Reports on Form 8-K.

The Partnership has filed reports on Form 8-K for each month during 2002 reporting Item 5. Other Events and including therewith as an exhibit, the Distribution Date Statement for the prior month's Collection Period with respect to (i) the Series 2000-1 Class A,B & C Certificates, (ii) the Series 2000-2, Class A, B & C Certificates, all of which have been outstanding during such reporting periods by Distribution Financial Services Floorplan Master Trust.and(iii) the Series 2000-3, Class A, B & C Certificates, which matured July 15, 2002.


In addition, under Item 5. Other Events, the Partnership reported in
Form 8-K, certain specified distributions to Certificateholders made during such month. Included with each Form 8-K, the Partnership filed as exhibits thereto copies of the monthly Certificateholders' Statements required for such distributions.

Item 16.

Principal Accountant Fees and Services.****

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISTRIBUTION FINANCIAL SERVICES FLOORPLAN MASTER TRUST

By:  	Deutsche Floorplan Receivables, L.P.

By:  	Deutsche Floorplan Receivables, Inc.
     	Its General Partner


By: 	/s/W. Steven Culp
      Controller

     	March 31, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title						Date


/s/W. Steven Culp						March 31, 2003
Controller
Deutsche Floorplan Receivables, Inc.,
General Partner


/s/Naran U. Burchinow					March 31, 2003
Vice President, Assistant Secretary
Deutsche Floorplan Receivables, Inc.,
General Partner


/s/Joshua C. Miller					March 31, 2003
Director
Deutsche Floorplan Receivables, Inc.,
General Partner


/s/Phil Stout						March 31, 2003
Director
Deutsche Floorplan Receivables, Inc.,
General Partner


Certification


I, W. Steven Culp, certify that:

1.	I have reviewed this annual report on form 10-K, and all reports on
Form 8-K containing distribution or servicing reports filed in respect of periods including in the year covered by this annual report, of Distribution Financial Services Floorplan Master Trust;

2.	Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statements of a material fact or omit to state a material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading as of the lst day of the period covered by this annual report;

3.	Based on my knowledge, the information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

4.	I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the pooling and servicing agreement; and

5.	I have disclosed to the Registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the standards as set forth in the pooling and servicing agreement.

Date:  March 31, 2003


	/s/W. Steven Culp
	Controller



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
   Management's Assertion Letter
EX-1

Independent Accountants' Report

Attestation on Management's Assertion About Compliance With the Servicing Requirements Of the Distribution Financial Services Floorplan Master Trust Pooling and Servicing Agreement and Series 2000-1, 2000-2, 2000-3, and 2000-4 Supplements


GE Commercial Distribution Finance, as Servicer:

We have examined the accompanying assertion made by management on GE Commercial Distribution Finance's (GECDF) compliance, as servicer, with the servicing requirements in Article III, Sections 3.1, 3.2, 3.4, 3.5, 3.6, and 3.9, and Article IV of the Pooling and Servicing Agreement for the Distribution Financial Services Floorplan Master Trust dated as of
December 1, 1993, amended and restated as of April 1, 1994, amended as of January 24, 1996, amended and restated as of October 1, 1996, and amended and restated as of April 1, 2000 (the Agreement), and the applicable provisions of the Series 2000-1 Supplement dated as of April 1, 2000, the Series 2000-2 Supplement dated as of April 1, 2000, the Series 2000-3 Supplement dated as of July 1, 2000, and the Series 2000-4 Supplement dated as of July 1, 2000 (the Supplements), among Deutsche Floorplan Receivables, L.P., as seller; GECDF, as servicer; and Wilmington Trust Company, as Trustee, for the year ended December 31, 2002. Management is responsible for GECDF's compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements. Our responsibility is to express an opinion on management's assertion about GECDF's compliance based upon our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and accordingly, including examining, on a test basis, evidence about GECDF's compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GECDF's compliance with the specified sections of the Agreement and the applicable provisions of the Supplements.

In our opinion, management's assertion that GECDF was in compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements for the year ended December 31, 2002 is fairly stated, in all material respects.


/s/ KPMG LLP
St. Louis, Missouri
March 14, 2003


Management's Assertion Letter

Management Report on GE Commercial Distribution Finance Compliance, as Servicer, with the Servicing Requirements of the Distribution Financial Services Floorplan Master Trust Pooling and Servicing Agreement and Series 2000-1, 2000-2, 2000-3, and 2000-4 Supplements


Management of GE Commercial Distribution Finance (GECDF), as Servicer, is responsible for compliance with the servicing requirements in Article III, Sections 3.1, 3.2, 3.4, 3.5, 3.6 and 3.9, and Article IV of the Pooling and Servicing Agreement for the Distribution Financial Services Floorplan Master Trust dated as of December 1, 1993, amended and restated as of April 1, 1994, amended as of January 24, 1996, amended and restated as of October 1, 1996, and amended and restated as of April 1, 2000 (the Agreement), and the applicable provisions of the Series 2000-1 Supplement dated as of April 1, 2000, the Series 2000-2 Supplement dated as of April 1, 2000, the Series 2000-3 Supplement dated as of July 1, 2000, and the Series 2000-4 Supplement dated as of July 1, 2000(the Supplements), among Deutsche Floorplan Receivables, L.P., as seller; GECDF as servicer; and Wilmington Trust Company, as Trustee, for the year ended ecember 31, 2002.

Management has performed an evaluation of GECDF's compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements for the year ended December 31, 2002. Based upon this evaluation, management believes that, for the year ended December 31, 2002, GECDF, as servicer, was in compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements in all material respects.


/s/David A. Kaminsky
Chief Financial Officer
March 14, 2003

/s/W. Steven Culp
Senior Vice President, Finance
March 14, 2003



March 31, 2003


Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

Re:	2002 Annual Report on Form 10-K
Distribution Financial Services Floorplan Master Trust
Registration No. 033-70814-01

On behalf of Deutsche Floorplan Receivables, Inc., a Nevada corporation, General Partner of Deutsche Floorplan Receivables, L.P., grantor of Distribution Financial Services Floorplan Master Trust ("Registrant"), I attach herewith for filing pursuant to the Securities Exchange Act of 1934, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Please send either confirmation or suspense notification to e:mail address pat.o-malley@ge.com at your earliest convenience.

Sincerely,

Naran U. Burchinow