Form 10-K/A
period 2002-12-31
DISTRIBUTION FINANCIAL SERVICES FLOORPLAN MASTER TRUST /NY; CDF FLOORPLAN RECEIVABLES LP
filed 2004-04-19
CIK 914064, 914063

April 19, 2004


Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

Re:	Amended 2002 Annual Report on Form 10-K
Distribution Financial Services Floorplan Master Trust
Registration No. 033-70814-01
Deutsche Floorplan Receivables, L.P.
	Registration No. 033-70814

On behalf of CDF Floorplan Receivables, Inc., (f/k/a Deutsche Floorplan Receivables, Inc.), a Nevada corporation,General Partner of CDF Floorplan Receivables, L.P. (f/k/a Deutsche Floorplan Receivables, L.P.), grantor of Distribution Financial Services Floorplan Master Trust ("Registrants"), I attach herewith for filing pursuant to the Securities Exchange Act of 1934, the Registrants' Amended Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Please send either confirmation or suspense notification to e:mail address pat.o-malley@ge.com at your earliest convenience.

Sincerely,
Naran U. Burchinow

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 033-70814

FORM 10-K/AMENDED

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Fiscal Year Ended December 31, 2002

OR

[ ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

DISTRIBUTION FINANCIAL SERVICES FLOORPLAN MASTER TRUST
AND
DEUTSCHE FLOORPLAN RECEIVABLES, L.P.

State of Organization - Delaware
I.R.S. Employer Identification Number  88-0355652

Principal Executive Offices
655 Maryville Centre Drive
St. Louis, Mo. 63141-5832
Telephone Number:  (314) 523-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  Yes  X    No ___

As of March 14, 2003 the CDF Floorplan Receivables, L.P. was controlled by its General Partner, Deutsche Floorplan Receivables, Inc., a Nevada corporation.

TABLE OF CONTENTS

PART		ITEM

  I		 1.		Business
		 2.**
		 3.*		Legal Proceedings
		 4.*		Submission of Matters to a Vote of Security Holders

 II		 5.*		Market for Registrant's Common Equity and
				Related Stockholder Matters

		 6.**
		 7.**
		 7A.**
		 8.**
		 9.**

III		10.**
		11.**
		12.**
		13.**
		14.***	Controls and Procedures

 IV		15.*		Exhibits, Financial Statements, Schedules and Reports
				On Form 8-K
		16.****	Principal Accountant Fees and Services

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

PART I

Item 1.

Business.

The Registrant is a limited partnership of which Deutsche Floorplan Receivables Inc. (formerly ITT Floorplan Receivables, Inc.), ("DFLP") a Nevada corporation is the general partner and GE Commercial Distribution Finance Corporation ("GECDF") (formerly Deutsche Financial Services Corporation) (formerly ITT Commercial Finance Corp.), GECDF a Nevada corporation is the limited partner. The Registrant was organized for limited purposes, which include purchasing of receivables from GECDF and its affiliates and transferring such receivables to third parties and any activities incidental to and necessary or convenient for the accomplishment of such purposes.

In accordance with such business purposes, the Registrant has formed Distribution Financial Services Floorplan Master Trust (formerly Deutsche Floorplan Receivables Master Trust, which was formerly ITT Floorplan
Receivables Master Trust) ("Trust") pursuant to a Pooling and Servicing Agreement, dated as of December 1, 1993, an amended and restated Pooling and Servicing Agreement dated as of April 1, 1994 an amendment dated as of January 24, 1996 to the Pooling and Servicing Agreement and an amended and restated Pooling and Servicing Agreement dated as of October 1, 1996, and as amended and restated as of April 1, 2000 among the Registrant as Seller, GECDF, as Servicer, and Wilmington Trust Company, as Trustee. The Trust assets include receivables generated from time to time in a portfolio of revolving financing arrangements among GECDF and its affiliates with certain dealers and manufacturers to finance their inventory and accounts receivables. The Trust, in turn offers from time to time certificates representing undivided interests in the assets contained in the Trust.

Item 3.

Legal Proceedings.*

None

Item 4.

Submission of Matters to a Vote of Security Holders.*

None

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters.*

As of August 29, 2003, according to information received from the trustee of the Mater Trust, there were sixty-three (63) holders of record of Certificates issued by the Master Trust ("Certificates"). The Seller is not aware of any market in which the Certificates are traded.

As of December 31, 2002 the Trust had the following Certificates outstanding bearing the following identifications:

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

PART III

Item 14.

Controls and Procedures.****

PART IV

Item 15.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Partnership includes as exhibit hereto the Independent Accountants' Report with respect to all series of Certificates issued and outstanding by Distribution Financial Services Floorplan Master Trust.

(b) Reports on Form 8-K.

The Partnership has filed reports on Form 8-K for each month during 2002 reporting Item 5 when any series of the Notes are outstanding. Other Events and including therewith as an exhibit, the Distribution Date Statement for the prior month's Collection Period with respect to (i) the Series 2000-1 Class A, B & C Certificates, (ii) the Series 2000-2, Class A, B & C Certificates, all of which have been outstanding during such reporting periods by Distribution Financial Services Floorplan Master Trust, and(iii) the Series 2000-3, Class A, B & C Certificates, which matured July 15, 2002.

In addition, under Item 5. Other Events, the Partnership reported in Form 8-K, certain specified distributions to Certificateholders made during such month. Included with each Form 8-K, the Partnership filed as exhibits thereto copies of the monthly Certificateholders' Statements required for such distributions.

Item. 16.

Principal Accountant Fees and Services.****

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CDF FLOORPLAN RECEIVABLES, L.P.

By:  	CDF Floorplan Receivables, Inc.
     	Its General Partner


By:  	/s/W. Steven Culp
     	Controller

      March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signature/Title							Date


/s/W. Steven Culp 						March 30, 2004
Controller
CDF Floorplan Receivables, Inc.,
General Partner

Certification


I, W. Steven Culp, certify that:

1.	I have reviewed this annual report on form 10-K, and all reports on Form
8-K containing distribution or servicing reports filed in respect of periods including in the year covered by this annual report, of Distribution Financial Services Floorplan Master Trust;

2.	Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statements of a material fact or omit to state a material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.	Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.	Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5.	The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar agreement, that is included in these reports.

Date:  March 30, 2004


/s/W. Steven Culp
Vice President
CDF Floorplan Receivables, Inc., General Partner of
CDF Floorplan Receivables, L.P., as Seller

EXHIBIT INDEX

								Incorporated by reference to
Exhibit							Exhibit in Registration
Number	Title						Statement Number 033-70814


 2	Plan of acquisition, reorganization,
	arrangement, liquidation or succession		Not Applicable

 3	Agreement of Limited Partnership of
	Registrant							Exhibit 3.1

 4	Instruments defining the rights of
	security holders, including indentures		Exhibits 4.1 & 4.2

 9	Voting trust agreements					Not Applicable

10	Material Contracts					Exhibit 10.1

11	Statement re computation of
	per share earnings					Not Applicable

12	Statement re computation of ratios			Not Applicable

13	Annual report of security holders,
	Form 10-Q or quarterly reports
	to security holders					None

16	Letter re change in certifying			None
	accountant

18	Letter re changes in accounting
	principles							None

21	Subsidiaries of Registrant				Not Applicable

22	Published report regarding matters
	submitted to vote of security holders		None

23	Consents of experts and counsel			Not Applicable

24	Power of attorney						Not Applicable

27	Financial Data Schedule					Not Applicable
99	Additional Exhibits 					Filed Herewith
   Independent Accountants' Report			EX-1
   Management's Assertion Letter

   Annual Servicer's Certificate			EX-2
   Series 2000-1/Aggregate year 2002
     Distribution Date Statement 12/31/02		EX-3
   Series 2000-2/Aggregate year 2002
     Distribution Date Statement 12/31/02		EX-4

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


/s/KPMG LLP
St. Louis, Missouri
March 14, 2003

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


/s/David A. Kaminsky
Chief Financial Officer
March 14, 2003

/s/W. Steven Culp
Senior Vice President, Finance
March 14, 2003

EX-2

ANNUAL SERVICER'S CERTIFICATE
(As required to be delivered on or before March 31 of each calendar year pursuant to Section 3.5 of the Pooling and Servicing Agreement)

GE Commercial Distribution Finance Corporation

DISTRIBUTION FINANCIAL SERVICES
FLOORPLAN MASTER TRUST

The undersigned, duly authorized representatives of GE Commercial Distribution Finance Corporation ("GE CDF", formerly known as Deutsche Financial Services Corporation), as Servicer, pursuant to the Amended and Restated Pooling and Servicing Agreement dated as of April 1, 2000 (as amended, amended and restated or otherwise modified from time to time, the "Agreement"), by and among Deutsche Floorplan Receivables, L.P., as seller, GE CDF, as servicer, and Wilmington Trust Company, as Trustee, do hereby certify that:

1.	GE CDF is, as of the date hereof, the Servicer under the Agreement.

2.	The undersigned are Servicing Officers and are duly authorized pursuant to the Agreement to execute and deliver this Certificate to the Trustee, any Agent and Enhancement Providers.

3.	A review of the activities of the Servicer during the calendar year ended December 31, 2002, and of its performance under the Agreement was conducted under our supervision.

4.	Based on such review, the Servicer has, to the best of our knowledge, performed in all material respects all of its obligations under the Agreement throughout such year and no default in the performance of such obligations has occurred or is continuing.

Capitalized terms used but not defined herein are used as defined in the Agreement.

IN WITNESS WHEREOF, each of the undersigned has duly executed this Certificate this 24th day of March, 2003.


/s/W. Steven Culp
Title: Controller


/s/Joseph B. Thomas
Title: Vice President




EX-3

Deutsche Floorplan Receivables, L.P.
Distribution Financial Services Floorplan Master Trust
Aggregate Collection Data for Year Ended December 31, 2002
Report Date                 December 31, 2002
Collection Period           For the 12 months ended December 31, 2002

                                                                     Series           Series         Series       Series
                                                    Total            2000-1           2000-1         2000-1       2000-1
                              Date                  Trust             Total          Class A         Class B      Class C

 Pool Balance
  Beginning of Year
1 Receivables                         12/31/01  4,190,158,799
2 Plus: Account Additions   01/01/02  12/31/02    169,745,997
3 Less Account Removals                           (98,213,966)
  Beginning of Year
4 Receivables                         12/31/01  4,261,690,830
5 Discount Factor                                   0.50%
  Beginning of Year Pool
6 Balance                             12/31/01  4,240,382,376
  Beginning of Year Dealer
7 Overconcentrations                  12/31/01              -
  Beginning of Year
  Unconcentrated
8 Pool Balance                        12/31/01  4,240,382,376

  End of Year Principal
9 Receivables                         12/31/02  3,285,112,137
10Discount Factor                                   0.50%
11End of Year Pool Balance            12/31/02  3,268,686,576
  End of Year Dealer
12Overconcentrations                  12/31/02              -
  End of Year
  Unconcentrated Pool
13Balance                             12/31/02  3,268,686,576
14Overconcentrated Percentage         12/31/02      0.00%
15Unconcentrated Percentage           12/31/02     100.00%

Certificates
  Beginning of
  Year Invested
15Amount                              01/01/02                   1,250,000,000    1,193,750,000    37,500,000   18,750,000
16Allocation Percentage               01/01/02
  End of Year Invested
17Amount                              12/31/02                   1,250,000,000    1,193,750,000    37,500,000   18,750,000
18Principal Payments        01/01/02  12/31/02                               -                -             -            -
  Outstanding Principal
19Balance                             12/31/02                   1,250,000,000    1,193,750,000    37,500,000   18,750,000
20Pool Factor                         12/31/02                                          1.00000       1.00000      1.00000

Excess Funding Account
21End of Year balance                 12/31/02              -
22Determination Date deposit          12/31/02              -
  Distribution Date
23disbursement                        12/31/02              -
  Excess Funding Account
24balance                             12/31/02              -

Reserve Fund
  End of Year Reserve Fund
25Amount                              12/31/02                      43,750,000
26Reserve Fund Deposits     01/01/02  12/31/02                               -
27Reserve Fund withdrawals  01/01/02  12/31/02                               -
28Ending Reserve Fund Amount          12/31/02                      43,750,000

Collections
  Principal Allocation
29Percentage                          12/31/02
  Floating Allocation
30Percentage                          12/31/02
  Series Allocation
31Percentage                          12/31/02
32Principal Collections     01/01/02  12/31/02 14,942,590,887
33Nonprincipal Collections  01/01/02  12/31/02    289,268,698
34Total Collections         01/01/02  12/31/02 15,231,859,585

Defaults
35Defaulted Amount          01/01/02  12/31/02     27,550,839
36Investor Default Amount   01/01/02  12/31/02                       9,263,605        8,846,744       277,908      138,953

Interest
37Yearly Interest           01/01/02  12/31/02                      25,171,935       23,791,156       849,741      531,038
38Interest Shortfall        01/01/02  12/31/02                               -                -             -            -
39Additional Interest       01/01/02  12/31/02                               -                -             -            -
40Total                     01/01/02  12/31/02                      25,171,935       23,791,156       849,741      531,038

Servicing Fee
  Certificate Balance for
41Servicing                           12/31/02
  Fee determination                                              1,250,000,000    1,193,750,000    37,500,000   18,750,000
42Servicing Fee Rate                                                  2.00%            2.00%          2.00%        2.00%
43Servicing Fee             01/01/02  12/31/02                      25,000,000       23,875,000       750,000      375,000
44Remaining Servicing Fee             12/31/02                      25,000,000       23,875,000       750,000      375,000

Excess Servicing
45Nonprincipal Collections  01/01/02  12/31/02    289,268,698
  Servicer Advance Less
  Reimbursement of Servicer
46Advance                   01/01/02  12/31/02     31,138,712
  Floating Allocation
47Percentage
  Investor Nonprincipal
48Collections               01/01/02  12/31/02                      96,697,177       92,345,804     2,900,916    1,450,457

49Investor portion of Servicer
  Advance Less Reimbursement                                        10,318,393        9,854,066       309,552      154,775
50Plus: Investment Proceeds 01/01/02  12/31/02                         899,252
51Less:                     01/01/02  12/31/02
52Yearly Interest                                                   25,171,935       23,791,156       849,741      531,038
53Prior Yearly Interest     01/01/02  12/31/02                               -                -             -            -
54Additional Interest       01/01/02  12/31/02                               -                -             -            -
  Reserve Fund Deposit      01/01/02  12/31/02
55   Amount                                                                  -                -             -            -
56Default Amount            01/01/02  12/31/02                       9,263,605        8,846,744       277,908      138,953
57Charge-Offs               01/01/02  12/31/02                               -                -             -            -
58Yearly Servicing Fee      01/01/02  12/31/02                      25,000,000       23,875,000       750,000      375,000
59Carry-over Amount         01/01/02  12/31/02                               -                -             -            -
     Additional
60Interest                  01/01/02  12/31/02                               -                -             -            -
  Yield Supplement Deposit  01/01/02  12/31/02
61   Amount                                                                  -
62Balance:  Excess Servicing01/01/02  12/31/02                      48,479,286
                            01/01/02  12/31/02
Collection Account
63Beginning Balance                                                          -
64Deposits                            12/31/01                      36,389,580
65Disbursements             01/01/02  12/31/02                      36,389,580
66Ending Balance            01/01/02  12/31/02                               -
                                      12/31/02
Interest Funding Account
67Beginning Balance                                                          -                -             -            -
68Deposits                            12/31/01                      25,171,935       23,791,156       849,741      531,038
69Disbursements             01/01/02  12/31/02                      25,171,935       23,791,156       849,741      531,038
70Ending Balance            01/01/02  12/31/02                               -                -             -            -
                                      12/31/02
Principal Funding Account
71Beginning Balance                                                          -                -             -            -
72Controlled Deposit Amount           12/31/01                               -                -             -            -
73Disbursements             01/01/02  12/31/02                               -                -             -            -
74Ending Balance            01/01/02  12/31/02                               -                -             -            -

                                     12/31/02
Yield Supplement Account
75Required Amount                     12/31/02                       6,250,000
76Beginning balance                   12/31/01                       6,250,000
77Deposit                   01/01/02  12/31/02                               -
78Withdrawal                01/01/02  12/31/02                               -
79Ending balance                      12/31/02                       6,250,000

80Total Amount Distributed  01/01/02  12/31/02                      25,171,935



EX-4
Deutsche Floorplan Receivables, L.P.
Distribution Financial Services Floorplan Master Trust
Aggregate Collection Data for Year Ended December 31, 2002
Report Date                 December 31, 2002
Collection Period           For the 12 months ended December 31, 2002

                                                                      Series           Series          Series       Series
                                                     Total            2000-2           2000-2          2000-2       2000-2
                              Date                   Trust             Total          Class A         Class B       Class C
Pool Balance
  Beginning of Year
1 Receivables                         12/31/01  4,190,158,799
2 Plus: Account Additions   01/01/02  12/31/02    169,745,997
3 Less Account Removals                           (98,213,966)
  Beginning of Year
4 Receivables                         12/31/01  4,261,690,830
5 Discount Factor                                    0.50%
  Beginning of Year Pool
6 Balance                             12/31/01  4,240,382,376
  Beginning of Year Dealer
7 Overconcentrations                  12/31/01              -
  Beginning of Year
  Unconcentrated
8 Pool Balance                        12/31/01  4,240,382,376

  End of Year Principal
9 Receivables                         12/31/02  3,285,112,137
10Discount Factor                                    0.50%
11End of Year Pool Balance            12/31/02  3,268,686,576
  End of Year Dealer
12Overconcentrations                  12/31/02              -
  End of Year
  Unconcentrated Pool
13Balance                             12/31/02  3,268,686,576
14Overconcentrated Percentage         12/31/02       0.00%
15Unconcentrated Percentage           12/31/02      100.00%

Certificates
  Beginning of
  Year/closing date
15Invested Amount                     01/01/02                      500,000,000      477,500,000    15,000,000    7,500,000
16Allocation Percentage               01/01/02
  End of Year Invested
17Amount                              12/31/02                      500,000,000      477,500,000    15,000,000    7,500,000
18Principal Payments        01/01/02  12/31/02                                -                -             -            -
  Outstanding Principal
19Balance                             12/31/02                      500,000,000      477,500,000    15,000,000    7,500,000
20Pool Factor                         12/31/02                                           1.00000       1.00000      1.00000

Excess Funding Account
21End of Year balance                 12/31/02              -
22Determination Date deposit          12/31/02              -
  Distribution Date
23disbursement                        12/31/02              -
  Excess Funding Account
24balance                             12/31/02              -

Reserve Fund
  End of Year Reserve Fund
25Amount                              12/31/02                       17,500,000
26Reserve Fund Deposits     01/01/02  12/31/02                                -
27Reserve Fund withdrawals  01/01/02  12/31/02                                -
28Ending Reserve Fund Amount          12/31/02                       17,500,000

Collections
  Principal Allocation
29Percentage                          12/31/02
  Floating Allocation
30Percentage                          12/31/02
  Series Allocation
31Percentage                          12/31/02
32Principal Collections     01/01/02  12/31/02 14,942,590,887
33Nonprincipal Collections  01/01/02  12/31/02    289,268,698
34Total Collections         01/01/02  12/31/02 15,231,859,585

Defaults
35Defaulted Amount          01/01/02  12/31/02     27,550,839
36Investor Default Amount   01/01/02  12/31/02                        3,705,442        3,538,696       111,164       55,582

Interest
37Yearly Interest           01/01/02  12/31/02                       10,470,943        9,902,706       352,030      216,207
38Interest Shortfall        01/01/02  12/31/02                                -                -             -            -
39Additional Interest       01/01/02  12/31/02                                -                -             -            -
40Total                     01/01/02  12/31/02                       10,470,943        9,902,706       352,030      216,207

Servicing Fee
  Certificate Balance for
41Servicing                           12/31/02
  Fee determination                                                 500,000,000      477,500,000    15,000,000    7,500,000
42Servicing Fee Rate                                                   2.00%            2.00%          2.00%         2.00%
43Servicing Fee             01/01/02  12/31/02                       10,000,000        9,550,000       300,000      150,000
44Remaining Servicing Fee             12/31/02                       10,000,000        9,550,000       300,000      150,000

Excess Servicing
45Nonprincipal Collections  01/01/02  12/31/02    289,268,698
  Servicer Advance Less
  Reimbursement of Servicer
46Advance                   01/01/02  12/31/02     31,138,712
  Floating Allocation
47Percentage
  Investor Nonprincipal
48Collections               01/01/02  12/31/02                       38,678,871       36,938,321     1,160,365      580,185
  Investor portion of
49Servicer
  Advance Less Reimbursement01/01/02  12/31/02                        4,127,358        3,941,628       123,820       61,910
50Plus:  Investment Proceeds01/01/02  12/31/02                          359,875
51Less:                                                                       -
52Yearly Interest           01/01/02  12/31/02                       10,470,943        9,902,706       352,030      216,207
53Prior Yearly Interest     01/01/02  12/31/02                                -                -             -            -
54Additional Interest       01/01/02  12/31/02                                -                -             -            -
  Reserve Fund Deposit
55   Amount                 01/01/02  12/31/02                                -                -             -            -
56Default Amount            01/01/02  12/31/02                        3,705,442        3,538,696       111,164       55,582
57Charge-Offs               01/01/02  12/31/02                                -                -             -            -
58Yearly Servicing Fee      01/01/02  12/31/02                       10,000,000        9,550,000       300,000      150,000
59Carry-over Amount         01/01/02  12/31/02                                -                -             -            -
     Additional             01/01/02  12/31/02
60Interest                  01/01/02  12/31/02                                -                -             -            -
  Yield Supplement Deposit                                                    -
61   Amount                 01/01/02  12/31/02                                -
62Balance:  Excess Servicing01/01/02  12/31/02                       18,989,719

Collection Account
63Beginning Balance                   12/31/01                                -
64Deposits                  01/01/02  12/31/02                       14,958,172
65Disbursements             01/01/02  12/31/02                       14,958,172
66Ending Balance                      12/31/02                                -

Interest Funding Account
67Beginning Balance                   12/31/01                                -                -             -            -
68Deposits                  01/01/02  12/31/02                       10,470,939        9,902,702       352,026      216,203
69Disbursements             01/01/02  12/31/02                       10,470,939        9,902,702       352,026      216,203
70Ending Balance                      12/31/02                                -                -             -            -

Principal Funding Account
71Beginning Balance                   12/31/01                                -                -             -            -
72Controlled Deposit Amount 01/01/02  12/31/02                                -                -             -            -
73Disbursements             01/01/02  12/31/02                                -                -             -            -
74Ending Balance                      12/31/02                                -                -             -            -

Yield Supplement Account
75Required Amount                     12/31/02                        2,500,000
76Beginning balance                   12/31/01                        2,500,000
77Deposit                   01/01/02  12/31/02                                -
78Withdrawal                01/01/02  12/31/02                                -
79Ending balance                      12/31/02                        2,500,000

80Total Amount Distributed  01/01/02  12/31/02                       10,470,939
